Form 10QSB
period 2000-03-31
FIRSTCAI INC
filed 2000-05-15
CIK 1098135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


    March 31, 2000                                               0-27891
---------------------                                    ----------------------
For the Quarter Ended                                    Commission File Number

                                 FIRSTCAI, INC.
                         -------------------------------
                         (Name of Small Business Issuer)

       Nevada                                                  86-0965901
------------------------                                 -----------------------
(State of Incorporation)                                    (I.R.S. Employer
                                                         Identification Number.)

           10245 East Via Linda, Suite 220, Scottsdale, Arizona 85258
           ----------------------------------------------------------
           (Address of Principal Executive Offices Including Zip Code)

                                 (480) 421 2882
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2000; 5,040,000

         Transitional Small Business Disclosure Format: Yes [ ]  No [X]

                                 FIRSTCAI, INC.

                                      INDEX

                                                                          PAGE
                                                                          ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance Sheet at March 31, 2000                                   3

          Statement of Operations for the three months
          ended March 31, 2000                                              4

          Statement of Stockholders Equity for the three
          months ended March 31, 2000                                       5

          Statement of Cash Flows for the three months
          ended March 31, 2000                                              6

          Notes to Financial Statements                                     7

     Item 2 - Management's Discussion and Analysis                          8

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                             10

     Item 2. Changes in Securities and Use of Proceeds                     10

     Item 3. Default Upon Senior Securities                                10

     Item 4. Submission of Matters to a Vote of Security Holders           10

     Item 5. Other Information                                             10

     Item 6. Exhibits and Reports on Form 8-K                              10

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 FIRSTCAI, INC.
                                  BALANCE SHEET
                                 MARCH 31, 2000
                                   (UNAUDITED)



                                     ASSETS
Current Assets

  Cash and cash equivalents                                             $   900
                                                                        -------

      Current Assets                                                        900
                                                                        -------

Organization costs, net of amortization (Note 2)                            442
                                                                        -------

      Total Assets                                                      $ 1,342
                                                                        =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' Equity

  Common Stock - $0.0001 par value, authorized 100,000,000
    shares, issued and outstanding 5,040,000                            $   504
  Additional paid in capital                                              1,596
  Retained Earnings (Deficit)                                              (758)
                                                                        -------
      Total Stockholders' Equity                                          1,342
                                                                        -------

      Total Liabilities and Stockholders' Equity                        $ 1,342
                                                                        =======

   The accompanying notes are an integral part of these financial statements.

                                 FIRSTCAI, INC.
                             STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 2000
                                   (UNAUDITED)


Revenue                                                               $       --

Expenses
   Administrative costs                                                      300
   Amortization of organization costs                                         25
                                                                      ----------

Net Income/(Loss)                                                     $      325
                                                                      ==========



Loss per common share                                                 $     0.00
                                                                      ==========

Weighted average shares outstanding                                    5,040,000
                                                                      ==========

   The accompanying notes are an integral part of these financial statements.

                                 FIRSTCAI, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                      FOR THE QUARTER ENDED MARCH 31, 2000
                                   (UNAUDITED)


                                  Common Stock
                               ------------------  Paid in   Retained
                                Shares    Amount   Capital   Earnings    Total
                                ------    ------   -------   --------    -----

Balance at December 31, 1999   5,040,000    $504    $1,596    $(433)    $ 1,667

Net Income/(Loss)                     00      00        00    $(325)       (325)
                               ---------    ----    ------    -----     -------

Balance at March 31, 2000      5,040,000    $504    $1,596    $(758)    $ 1,342
                               =========    ====    ======    =====     =======

   The accompanying notes are an integral part of these financial statements.

                                 FIRSTCAI, INC.
                             STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 2000
                                   (UNAUDITED)


Loss from operations                                                    $  (325)

Adjustments to reconcile los from operations to net
 cash provided by (from) operating activities:
  Amortization of organization costs                                         25
                                                                        -------

Net cash (used) by operations                                              (300)
                                                                        -------

Net cash (used) by operating activities                                    (300)
                                                                        -------

Net (decrease) in cash and cash equivalents                                (300)

Cash and cash equivalents at beginning of period                          1,200
                                                                        -------

Cash and cash equivalents at end of period                              $   900
                                                                        =======

   The accompanying notes are an integral part of these financial statements.

                                 FIRSTCAI, INC.
                          NOTES TO FINANCIAL STATEMENT
                      FOR THE QUARTER ENDED MARCH 31, 2000
                                   (UNAUDITED)


STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2000. These results have been determined on the basis of generally accepted accounting principles and have been audited by our independent auditor.


NOTE 1 - THE COMPANY

     FirstCAI, Inc. (the "Company") was incorporated in the state of Nevada on September 3, 1999. The Company has had no operations since incorporation, however, has incurred certain costs related to organization and administration. Legal services were provided to the Company in exchange for stock of the Company. This transaction was based on the out-of-pocket costs for the provider and recorded by the Company as $500. These organization costs have been capitalized and are being amortized over 60 months. Administrative costs allocated to Company for the quarter ended March 31, 2000 were $300.


NOTE 2 - STOCKHOLDERS' EQUITY

     The Company has 100,000,000 shares of $0.0001 par value stock authorized and 5,040,000 shares outstanding at March 31, 2000.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S PLAN OF OPERATION

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

     The acquisition or merger usually results in the issuance of restricted securities as consideration. If the negotiations resulted in the requirement for registered securities to be issued, the surviving company would have to bear the burden of registering the shares. There can be no assurance that these newly registered shares would be sold into the market depressing the market value.

     A merger with another company will significantly dilute the percentage of ownership the present shareholders now enjoy. The amount of dilution will depend on the number of shares issued which in turn could depend on the assets and liabilities of the merging company. This is not to say that other factors may not enter into this determination.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not a party to any litigation and to its knowledge, no action, suit or proceedings against it has been threatened by any person or entity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

      3.1 Articles of Incorporation with Amendments filed with the Form 10 SB on November 1, 1999 and incorporated by reference

      3.2 By Laws filed with the Form 10 SB on November 1, 1999 and incorporated by reference

      3.3 Computation per share earnings, in current financial statementsand filed with Form 10 SB on November 1, 1999 and incorporated by reference.

      23    Consent of Accountant

      27    Financial Data Schedule

     (b) Reports on Form 8-K

            There was one report filed on Form 8-K dated April 24, 2000 indicating a change of address.

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRSTCAI, INC.


May 15, 2000                          /s/ Edmond L. Lonergan
                                      ------------------------------------------
                                      Edmond L. Lonergan, Director and President