Form 10QSB
period 2000-09-30
FIRSTCAI INC
filed 2000-11-14
CIK 1098135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                  Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


                                 FIRSTCAI, INC.
                         (Name of Small Business Issuer)


  September 30, 2000                                             0-27891
(For the Quarter Ended)                                 (Commission File Number)


        Nevada                                         86-0965901
(State of Incorporation)                (I.R.S. Employer Identification Number.)


           10245 East Via Linda, Suite 220, Scottsdale, Arizona 85258 (Address of Principal Executive Offices Including Zip Code)


                                 (480) 421-2882
                           (Issuers Telephone Number)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

     Number of shares outstanding of each of the issuer's classes of common equity, as of November 9, 2000; 5,040,000

     Transitional Small Business Disclosure Format: Yes [ ]  No [X}

                                 FIRSTCAI, INC.

                                      INDEX

                                                                         Page
                                                                         ----

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance Sheet at September 30, 2000                              3

          Statement of Operations for the three and
          nine months ended September 30, 2000                             4

          Statement of Stockholders' Equity                                5

          Statement of Cash Flows for the three and
          nine months ended September 30, 2000                             6

          Notes to Financial Statements                                    7

     Item 2 - Management's Discussion and Analysis                         8

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                            10

     Item 2. Changes in Securities and Use of Proceeds                    10

     Item 3. Default Upon Senior Securities                               10

     Item 4. Submission of Matters to a Vote of Security Holders          10

     Item 5. Other Information                                            10

     Item 6. Exhibits and Reports on Form 8-K                             10

Signatures                                                                11

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                                 FIRSTCAI, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2000



                                     ASSETS

Current Assets
  Cash and cash equivalents                                            $   300
                                                                       -------
  Current Assets                                                           300
                                                                       -------
       Total Assets                                                    $   300
                                                                       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' Equity
  Common Stock - $0.0001 par value, authorized
  100,000,000 shares, issued and outstanding 5,040,000                 $   504
  Additional paid in capital                                             1,596
  Retained Earnings (Deficit)                                           (1,800)
                                                                       -------
       Total Stockholders' Equity                                          300
                                                                       -------

       Total Liabilities and Stockholders' Equity                      $   300
                                                                       =======

   The accompanying notes are an integral part of these financial statements.

                                 FIRSTCAI, INC.
                             STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                       For the nine months      For the three
                                              ended              months ended
                                        September 30, 2000    September 30, 2000
                                       -------------------    ------------------

Revenue                                    $        --            $        --

Expenses
  Administrative costs                             900                    300
  Amortization of organization costs               467                    417
                                           -----------            -----------

Net Income/(Loss)                          $    (1,367)           $      (717)
                                           ===========            ===========

Loss per common share                      $      0.00            $      0.00
                                           ===========            ===========

Weighted average shares outstanding          5,040,000              5,040,000
                                           ===========            ===========

   The accompanying notes are an integral part of these financial statements.

                                 FIRSTCAI, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                  Common Stock              Retained
                               ------------------  Paid in  Earnings
                                Shares     Amount  Capital  (Deficit)    Total
                                ------     ------  -------  ---------    -----

Balance at December 31, 1999   5,040,000   $ 504   $ 1,596  $   (433)  $  1,667

Net Income/(Loss)                                             (1,367)    (1,367)
                                                            --------   --------

Balance at September 30, 2000  5,040,000   $ 504   $ 1,596  $ (1,800)  $    300
                               =========   =====   =======  ========   ========

   The accompanying notes are an integral part of these financial statements.

                                 FIRSTCAI, INC.
                             STATEMENT OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                    For the nine months        For the three months
                                                           ended                      ended
                                                     September 30, 2000         September 30, 2000
                                                     ------------------         ------------------
Loss from operations                                      $(1,367)                  $  (717)

Adjustments to reconcile loss from operations to net
 cash provided by (from) operating activities:
  Amortization of organization costs                          467                       417
                                                          -------                   -------

Net cash (used) by operations                                (900)                     (300)
                                                          -------                   -------

Net cash (used) by operating activities                      (900)                     (300)
                                                          -------                   -------

Net (decrease) in cash and cash equivalents                  (900)                     (300)

Cash and cash equivalents at beginning of period            1,200                       600
                                                          -------                   -------

Cash and cash equivalents at end of period                $   300                   $   300
                                                          =======                   =======

   The accompanying notes are an integral part of these financial statements.

                                 FIRSTCAI, INC.
                          NOTES TO FINANCIAL STATEMENT
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000


STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2000. These results have been determined on the basis of generally accepted accounting principles and have been reviewed by our independent auditor.

NOTE 1 - THE COMPANY

     FirstCAI, Inc. (the "Company") was incorporated in the state of Nevada on September 3, 1999. The Company has had no operations since incorporation, however, has incurred certain costs related to organization and administration. Legal services were provided to the Company in exchange for stock of the Company. This transaction was based on the out-of-pocket costs for the provider and recorded by the Company as $500. The balance of the organization costs have been expensed in the period ended September 30, 2000. For tax purposes, these organizational expenses are being amortized over 60 months. Administrative costs allocated to Company for the quarter ended September 30, 2000 were $300.

NOTE 2 - STOCKHOLDERS' EQUITY

     The Company has 100,000,000 shares of $0.0001 par value stock authorized and 5,040,000 shares outstanding at September 30, 2000.

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


                                      FIRSTCAI, INC.

November 13, 2000                     /s/ Edmond L. Lonergan
                                      ------------------------------------------
                                      Edmond L. Lonergan, Director and President