Form 10KSB
period 2000-12-31
FIRSTCAI INC
filed 2001-04-02
CIK 1098135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                         Commission File Number 0 27891


                                 FIRSTCAI, INC.
                       (Name of Small Business Registrant)


         Nevada                                        86-0965901
(State of Incorporation)                 (I.R.S. Employer Identification Number)


           10245 East Via Linda, Suite 220, Scottsdale, Arizona 85258 (Address of Principal Executive Offices Including Zip Code)


                                 (480) 421 2882
                         (Registrants Telephone Number)


        Securities registered pursuant to Section 12(b) of the Act: None


           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.0001 par value
                                (Title of Class)

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

     The registrant's revenues for its most recent fiscal year were $ 0

     Number of shares outstanding of each of the registrant's classes of common equity, (par value $.0001) as of March 26, 2000 is 5,040,000.

     The following documents are herein incorporated by reference: (1) Form 10SB12G filed on November 1, 1999 (file No. 0 27891) and is incorporated in Part III 13(a) and an 8-K filed on April 24, 2000 incorporated in Part III (b). (2). The controlling shareholder filed Schedule 13G on March 31, 2000 which is incorporated by reference.

     Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                 FIRSTCAI, INC.


                                      INDEX

                                                                            Page
                                                                            ----
PART I

ITEM 1.  DESCRIPTION OF BUSINESS ............................................  1
           BUSINESS DEVELOPMENT .............................................  1
           BUSINESS .........................................................  2
           PATENTS ..........................................................  4

ITEM 2.  DESCRIPTION OF PROPERTY ............................................  4
ITEM 3.  LEGAL PROCEEDINGS ..................................................  4
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ................  4

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS ................................................  4
ITEM 6.  MANAGEMENT'S DISCUSSION AND PLAN OF OPERATION ......................  6
ITEM 7.  FINANCIAL STATEMENTS ...............................................  8
ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ........  8
         AND FINANCIAL MATTERS ..............................................  8

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT ..................  8
ITEM 10. EXECUTIVE COMPENSATION .............................................  9
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .....  9
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..................... 10
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K ................................... 10

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

     The registrant has located a business for the purpose of merging that company into the registrant. The registrant has executed an Agreement and Plan of Reorganization with the company and the closing is to occur within 15 days of March 23, 2001. The registrant is not able to know if it will be successful in successfully closing the transaction.

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

ITEM 2. DESCRIPTION OF PROPERTY

     The registrant is currently housed in the offices of its principal shareholder, Corporate Architects, Inc. at 10245 East Via Linda, Suite 220, Scottsdale, Arizona 85258 No rent is being charged to the registrant. The Company owns no real property and has no plans to acquire real property.

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

     It is the company's objective to become qualified for NASDAQ SmallCap however; there is no assurance it will reach or maintain that objective. The registrant may, after a merger or acquisition, commence trading on the OTCBB.

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

     The registrant will be subject to all the reporting requirements of the Securities Exchange Act. Said Act requires, among other things, that a reporting company file its audited financial statements. The registrant will not merge or acquire a company that does not have or will not have audited financials within a reasonable period of time, to meet the requirements of the Exchange Act. If the merger candidate is unable to produce audited financial statements within sixty days from the filing of the 8-K announcing the consummation of the merger or said financial statements fail to comply with the Exchange Act, the closing documents will provide for the dissolution of the transaction.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The Company has one officer and director.

     Name                             Age          Position and Offices Held
     ----                             ---          -------------------------
     Edmond L. Lonergan                55       President Secretary and Director

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

     Based upon a review of these reports the Company has concluded that a Form 5 was filed. It is also clear that a schedules 13-G was filed.

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

           Name and Address             Amount of Beneficial    Percentage
          of Beneficial Owner                 Ownership          of Class
          -------------------                 ---------          --------
     Corporate Architects, Inc. (1)           5,000,000            99.2%
     4300 N. Miller Rd Suite 120
     Scottsdale, AZ 85251-3620

     All Executive Officers and               5,000,000            99.2%
     Directors as a Group (1 person)

- ----------
(1) Mr. Edmond L. Lonergan owns 100% of the issued and outstanding shares of Corporate Architects, Inc. and is its sole officer and director. As such, Mr. Lonergan is the beneficial owner of the common stock of the registrant and is the only control shareholder.

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

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          3.1 Articles of Incorporation with Amendments filed with the Form 10-SB on November 1, 1999 and incorporated by reference

          3.2 By Laws filed with the Form 10-SB on November 1, 1999 and incorporated by reference

          3.3 Computation per share earnings filed with Form 10-SB on November 1, 1999 and incorporated by reference and in current financial statements.

          23   Consent of Accountant

     (b)  Reports on Form 8-K

          There was an 8-K filed on April 24, 2000 advising a change of address.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRSTCAI, INC.


April 2, 2001                         /s/ Edmond L. Lonergan
                                      ------------------------------------------
                                      Edmond L. Lonergan, Director and President

                  [MARSHALL & WEBER, CPA's, P.L.C. LETTERHEAD]


                        Report of Independent Accountants


To the Board of Directors
FirstCAI, Inc.
Scottsdale, Arizona


We have audited the accompanying balance sheets of FirstCAI, Inc. as of December 31, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the two periods then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the financial position of FirstCAI, Inc. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the periods then ended in conformity with generally accepted accounting principles.


                                       /s/ Marshall & Weber, CPA's, P.L.C.


Scottsdale, Arizona
March 26, 2001

                                 FIRSTCAI, INC.
                                 BALANCE SHEETS
                            DECEMBER 31, 2000 AND1999


                                     ASSETS


                                                     December 31,   December 31,
                                                         2000           1999
                                                       --------       --------
Current Assets

  Cash and cash equivalents                            $     --       $  1,200
                                                       --------       --------

    Current Assets                                           --          1,200
                                                       --------       --------

       Total Assets                                    $     --       $  1,200
                                                       ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' Equity

  Common Stock - $0.0001 par value, authorized
    100,000,000 shares, issued and outstanding
    5,040,000                                          $    504       $    504
  Additional paid in capital                              1,596          1,596
  Accumulated Deficit                                    (2,100)          (900)
                                                       --------       --------
  Total Stockholders' Equity                                 --          1,200
                                                       --------       --------

     Total Liabilities and Stockholders' Equity        $     --       $  1,200
                                                       ========       ========

   The accompanying notes are an integral part of these financial statements.

                                 FIRSTCAI, INC.
                             STATEMENT OF OPERATIONS
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
                 THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999


                                            For the year         From inception
                                               ended                  to
                                          December 31, 2000    December 31, 1999
                                          -----------------    -----------------
Revenue                                       $       --           $       --

Expenses
   Administrative costs                            1,200                  400
   Organization costs                                 --                  500
                                              ----------           ----------

Net (Loss)                                    $   (1,200)          $     (900)
                                              ==========           ==========

Loss per common share                         $     0.00           $     0.00
                                              ==========           ==========

Weighted average shares outstanding            5,040,000            5,040,000
                                              ==========           ==========

   The accompanying notes are an integral part of these financial statements.

                                 FIRSTCAI, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999


                                      Common Stock
                                  ---------------------     Paid in     Retained
                                    Shares      Amount      Capital     Earnings     Total
                                  ----------    -------     -------     -------     -------
Balance at September 3, 1999
  date of incorporation            5,040,000    $   504     $ 1,596                 $ 2,100

Net (Loss)                                                              $  (900)       (900)
                                  ----------    -------     -------     -------     -------

Balance at December 31, 2000       5,040,000    $   504     $ 1,596     $  (900)    $ 1,200
                                  ==========    =======     =======     =======     =======

Net (Loss)                                                              $(1,200)     (1,200)
                                  ----------    -------     -------     -------     -------

Balance at December 31, 2001       5,040,000    $   504     $ 1,596     $(2,100)    $    --
                                  ==========    =======     =======     =======     =======

   The accompanying notes are an integral part of these financial statements.

                                 FIRSTCAI, INC.
                             STATEMENT OF CASH FLOWS
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
               FOR THE PERIOD FROM INCEPTION TO DECEMBER 31, 1999


                                                       For the year        From inception
                                                           ended                 to
                                                     December 31, 2000    December 31, 1999
                                                     -----------------    -----------------
Loss from operations                                      $(1,200)             $  (900)

Adjustments to reconcile loss from operations to net cash provided by (from) operating activities:

    Writeoff of organization costs                             --                  500
                                                          -------              -------

Net cash (used) by operations                              (1,200)                (400)
                                                          -------              -------

Net cash (used) by operating activities                    (1,200)                (400)
                                                          -------              -------

Proceeds from issuance of stock                                --                1,600
                                                          -------              -------

Net cash provided by financing activities                      --                1,600
                                                          -------              -------

Net increase/(decrease) in cash and cash equivalents       (1,200)               1,200
                                                          -------              -------

Cash and cash equivalents at beginning of period            1,200                   --
                                                          -------              -------

Cash and cash equivalents at end of period                $    --              $ 1,200
                                                          =======              =======

   The accompanying notes are an integral part of these financial statements.

                                 FIRSTCAI, INC.
                          NOTES TO FINANCIAL STATEMENT
                    FOR THE YEAR ENDED DECEMBER 31, 2000 AND
            FOR THE PERIOD FROM INCEPTION TO ENDED DECEMBER 31, 1999


NOTE 1 - THE COMPANY

FirstCAI, Inc. (the "Company") was incorporated in the state of Nevada on September 3, 1999. The Company has had no operations since incorporation, however, has incurred certain costs related to organization and administration. Legal services were provided to the Company in exchange for stock of the Company. This transaction was based on the out-of-pocket costs for the provider and recorded by the Company as $500. These organization costs have been expensed as incurred. For tax purposes, these organizational expenses are being amortized over 60 months. Administrative costs allocated to the Company for the period from inception to December 31, 2000 aggregated $1,600.

NOTE 2 - STOCKHOLDERS' EQUITY

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 5,040,000 shares outstanding at December 31, 1999.

                                  EXHIBIT INDEX


Exhibit
Number                             Description
- ------                             -----------

 3.1 Articles of Incorporation with Amendments filed with the Form 10-SB on November 1, 1999 and incorporated by reference

 3.2 By Laws filed with the Form 10-SB on November 1, 1999 and incorporated by reference

 3.3 Computation per share earnings in filed with Form 10-SB on November 1, 1999 and incorporated by reference and in current financial statements.

 23     Consent of Accountant