Form 10QSB
period 2001-03-31
FIRSTCAI INC
filed 2001-05-11
CIK 1098135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                                Quarterly Report
        Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2001

                         Commission File Number 0-27891


                                 FIRSTCAI, INC.
                         (Name of Small Business Issuer)


         NEVADA                                      86-0965901
(State of Incorporation)                (I.R.S. Employer Identification Number.)


           10245 East Via Linda, Suite 220, Scottsdale, Arizona 85258 (Address of Principal Executive Offices Including Zip Code)


                                 (480) 421 2882
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. [X] YES [ ] NO

Number of shares outstanding of each of the issuer's classes of common equity, as of May 10, 2001; 5,040,000

         Transitional Small Business Disclosure Format: [ ] Yes [X] No

                                 FIRSTCAI, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements .......................................    3

         Balance Sheet at March 31, 2000 .................................    3

         Statement of Operations for the three
          months ended March 31, 2000 and March 31, 2001 .................    4

         Statement of Stockholders' Equity for the three
          months ended March 31, 2001 and 2000 ...........................    5

         Statement of Cash Flows for the three months
           ended March 31, 2000 March 31, 2000 ...........................    6

         Notes to Financial Statement ....................................    7

     Item 2 - Management's Discussion and Analysis .......................    8

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings ...........................................   10

     Item 2. Changes in Securities and Use of Proceeds ...................   10

     Item 3. Default Upon Senior Securities ..............................   10

     Item 4. Submission of Matters to a Vote of Security Holders .........   10

     Item 5. Other Information ...........................................   10

     Item 6. Exhibits and Reports on Form 8-K ............................   10

Signatures ...............................................................   11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 FIRSTCAI, INC.
                                 BALANCE SHEETS
                                 MARCH 31, 2001
                                   (UNAUDITED)


                                     ASSETS

Current Assets
  Cash and cash equivalents                                             $    --
                                                                        -------
  Current Assets                                                             --
                                                                        -------

       Total Assets                                                     $    --
                                                                        =======
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Management fees payable                                               $   300
                                                                        -------

       Total Liabilities                                                    300

Stockholders' Equity
  Common Stock - $0.0001 par value, authorized 100,000,000 shares,
   issued and outstanding 5,040,000                                         504
  Additional paid in capital                                              1,596
  Accumulated Deficit                                                    (2,400)
                                                                        -------
       Total Stockholders' Equity                                          (300)
                                                                        -------

       Total Liabilities and Stockholders' Equity                       $    --
                                                                        =======

The accompanying notes are an integral part of these financial statements.

                                 FIRSTCAI, INC.
                             STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                   Three Months Ended March 31,
                                                --------------------------------
                                                    2001                 2000
                                                -----------          -----------

Revenue                                          $       --          $       --

Expenses
  Administrative costs                                  300                 300
  Organization costs                                     --                  --
                                                 ----------          ----------

Net (Loss)                                       $     (300)         $     (300)
                                                 ==========          ==========

Loss per common share                            $     0.00          $     0.00
                                                 ==========          ==========

Weighted average shares outstanding               5,040,000           5,040,000
                                                 ==========          ==========

The accompanying notes are an integral part of these financial statements.

                                 FIRSTCAI, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                      Common Stock
                                 ---------------------     Paid in     Retained
                                  Shares        Amount     Capital     Earnings      Total
                                  ------        ------     -------     --------      -----
Balance at January 1, 2000       5,040,000      $  504     $ 1,596    $   (900)    $ 1,200

Net (Loss)                                                            $   (300)       (300)
                                ----------      ------     -------    --------     -------

Balance at Match 31, 2000        5,040,000      $  504     $ 1,596    $ (1,200)    $   900
                                ==========      ======     =======    ========     =======

Balance January 1, 2001          5,040,000      $  504     $ 1,596    $ (2,100)    $    --

Net (Loss)                                                            $   (300)       (300)
                                ----------      ------     -------    --------     -------

Balance at March 31, 2001        5,040,000      $  504     $ 1,596    $ (2,400)    $  (300)
                                ==========      ======     =======    ========     =======

The accompanying notes are an integral part of these financial statements.

                                 FIRSTCAI, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                    2001                 2000
                                                   ------               ------

Loss from operations                               $ (300)              $ (300)

Net cash (used) by operations                        (300)                (300)
                                                   ------               ------

Increase in accounts payable                          300
                                                   ------
Net cash (used) by operating activities                --                 (300)
                                                   ------               ------

Net increase/(decrease) in cash and cash
 equivalents                                           --                 (300)
                                                   ------               ------

Cash and cash equivalents at beginning
 of period                                             --                1,200
                                                   ------               ------

Cash and cash equivalents at end of period         $   --               $  900
                                                   ======               ======

The accompanying notes are an integral part of these financial statements.

                                 FIRSTCAI, INC.
                          NOTES TO FINANCIAL STATEMENT
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2001. These results have been determined on the basis of generally accepted accounting principles and have been reviewed by our independent auditor.

NOTE 1 - THE COMPANY

FirstCAI, Inc. (the "Company") was incorporated in the state of Nevada on September 3, 1999. The Company has had no operations since incorporation, however, has incurred certain costs related to organization and administration. Legal services were provided to the Company in exchange for stock of the Company. This transaction was based on the out-of-pocket costs for the provider and recorded by the Company as $500. These organization costs have been expensed as incurred. For tax purposes, these organizational expenses are being amortized over 60 months. Administrative costs allocated to the Company for the period from inception to March 31, 2001 aggregated $2,400.

NOTE 2 - STOCKHOLDERS' EQUITY

The Company has 100,000,000 shares of $0.0001 par value stock authorized and 5,040,000 shares outstanding at March 31, 2001 and 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S PLAN OF OPERATION

     During the next twelve months the registrant intends to locate, analyze, acquire or merge with a targeted company. The registrant was involved in preliminary negotiations with a company regarding the possibility of an acquisition or merger. The registrant executed an Agreement and Plan of Reorganization with the company however, the closing has not occurred within the proscribed time limit. The registrant is not able to know if it will be successful in closing the transaction.

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

                           PART II - OTHER INFORMATION

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

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          None.

     (b)  Reports on Form 8-K

               There was one report filed on Form 8-K dated April 24, 2000 indicating a change of address. Said 8-K is incorporated by reference

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      FIRSTCAI, INC.


May 10, 2001                          /s/ Edmond L. Lonergan
                                      ------------------------------------------
                                      Edmond L. Lonergan, Director and President