Form 10QSB
period 2001-06-30
NEW ERA TECHNOLOGIES
filed 2001-08-13
CIK 1098135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


    June 30, 2001                                          0-27891
(For the Quarter Ended)                            (Commission File Number)


                          NEW ERA TECHNOLOGIES COMPANY.
                         (Name of Small Business Issuer)


        Nevada                                           86-0965901
(State of Incorporation)                 (I.R.S. Employer Identification Number)


                23935 Madison Street, Torrance, California 90505
           (Address of Principal Executive Offices Including Zip Code)


                                 (310) 373 6888
                           (Issuers Telephone Number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. YES [X] NO [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of August 12, 2001; 26,315,790

Transitional Small Business Disclosure Format: YES [ ] NO [X]

                          NEW ERA TECHNOLOGIES COMPANY.

                                      INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

     Item 1 - Financial Statements

          Balance Sheet at June 30, 2001                                   3

          Statement of Operations for the three and six months
          ended June 30, 2000 and June 30, 2001                            4

          Statement of Cash Flows for the three and six months
          ended June 30, 2000 June 30, 2001                                5

          Statement of Stockholders' Equity for the six months
          ended June 30, 2001 and 2000                                     6

          Notes to Financial Statements                                    7

     Item 2 - Management's Discussion and Analysis                         8

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                             8

     Item 2. Changes in Securities and Use of Proceeds                     8

     Item 3. Default Upon Senior Securities                                8

     Item 4. Submission of Matters to a Vote of Security Holders           8

     Item 5. Other Information                                             8

     Item 6. Exhibits and Reports on Form 8-K                              8

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                          NEW ERA TECHNOLOGIES COMPANY
                            (formerly FirstCAI, Inc.)
                          (A Development Stage Company)

                                 Balance Sheets
                                  June 30, 2001
                                   (unaudited)


                                     ASSETS

Current Assets
  Cash and cash equivalents                                             $    --
                                                                        -------
  Current Assets                                                             --
                                                                        -------

        Total Assets                                                    $    --
                                                                        =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Management fees payable                                               $   600
                                                                        -------

        Total Liabilities                                                   600
                                                                        -------

Stockholders' Equity
  Common Stock - $0.0001 par value, authorized 100,000,000
   shares, issued and outstanding 5,040,000                                 504
  Additional paid in capital                                              1,596
  Accumulated Deficit                                                    (2,700)
                                                                        -------
        Total Stockholders' Equity                                         (600)
                                                                        -------

        Total Liabilities and Stockholders' Equity                      $    --
                                                                        =======

The accompanying notes are an integral part of these financial statements.

                          NEW ERA TECHNOLOGIES COMPANY
                            (formerly FirstCAI, Inc.)
                          (A Development Stage Company)

                             Statement of Operations
                 for the six months ended June 30, 2001 and 2000
                                   (unaudited)


                                      For the six                     For the three
                                  months ended June 30,            months ended June 30,
                             -----------------------------      ----------------------------
                                2001              2000             2001             2000
                             -----------       -----------      -----------      -----------
Revenue                      $        --       $        --      $        --     $        --

Expenses
  Administrative costs               600               300              300              300
                             -----------       -----------      -----------      -----------

Net (Loss)                   $      (600)      $      (300)     $      (300)     $      (300)
                             ===========       ===========      ===========      ===========

Loss per common share        $     (0.00)      $     (0.00)     $     (0.00)     $     (0.00)
                             ===========       ===========      ===========      ===========
Weighted average shares
 outstanding                   5,040,000         5,040,000        5,040,000        5,040,000
                             ===========       ===========      ===========      ===========

The accompanying notes are an integral part of these financial statements.

                          NEW ERA TECHNOLOGIES COMPANY
                            (formerly FirstCAI, Inc.)
                          (A Development Stage Company)

                        Statement of Stockholders' Equity
                 for the six months ended June 30, 2001 and 2000
                                   (unaudited)


                                        Common Stock
                                ---------------------------         Paid in        Retained
                                  Shares           Amount           Capital        Earnings           Total
                                ----------       ----------       ----------      ----------       ----------
Balance at January 1, 2000       5,040,000       $      504       $    1,596      $     (900)      $    1,200
Net (Loss)                                                                              (600)            (600)
                                ----------       ----------       ----------      ----------       ----------

Balance at June 30, 2000         5,040,000       $      504       $    1,596      $   (1,500)      $      600
                                ==========       ==========       ==========      ==========       ==========

Balance January 1, 2001          5,040,000       $      504       $    1,596      $   (2,100)      $       --
Net (Loss)                                                                              (600)            (600)
                                ----------       ----------       ----------      ----------       ----------

Balance at June 30, 2001         5,040,000       $      504       $    1,596      $   (2,700)      $     (600)
                                ==========       ==========       ==========      ==========       ==========

The accompanying notes are an integral part of these financial statements.

                          NEW ERA TECHNOLOGIES COMPANY
                            (formerly FirstCAI, Inc.)
                          (A Development Stage Company)

                             Statement of Cash Flows
                for the three months ended June 30, 2001 and 2000
                                   (unaudited)





                                                               For the six              For the three
                                                          months ended June 30,     months ended June 30,
                                                          ---------------------     ---------------------
                                                            2001          2000        2001         2000
                                                          -------       -------     -------       -------
Loss from operations                                      $  (600)      $  (600)    $  (300)      $  (300)

Changes in cash flow provided by (used by)
 operating activities:
 Increase in accounts payable                                 600            --         300            --
                                                          -------       -------     -------       -------
        Net cash (used) by operating activities                --          (600)         --          (300)
                                                          -------       -------     -------       -------

Net increase/(decrease) in cash and cash equivalents           --          (600)         --          (300)
                                                          -------       -------     -------       -------

Cash and cash equivalents at beginning of period               --         1,200          --           900
                                                          -------       -------     -------       -------

Cash and cash equivalents at end of period                $    --       $   600     $    --       $   600
                                                          =======       =======     =======       =======

The accompanying notes are an integral part of these financial statements.

                          NEW ERA TECHNOLOGIES COMPANY
                            (formerly FirstCAI, Inc.)
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENT
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

STATEMENT OF INFORMATION FURNISHED

     The accompanying financial statements have been prepared in accordance with Form 10-QSB instructions and in the opinion of management contain all adjustments (consisting of only normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2001. These results have been determined on the basis of generally accepted accounting principles and have been reviewed by our independent auditor.

NOTE 1 - THE COMPANY

     FirstCAI, Inc. (the "Company") was incorporated in the state of Nevada on September 3, 1999. The Company has had no operations since incorporation, however, has incurred certain costs related to organization and administration. On May 11, 2001, the Company entered into an agreement and plan of reorganization with New Era Technologies Company whereby control of the Company changed to the prior owners of New Era and the Company changed its name to New Era Technologies, Inc. The entity expects to issue 25,000,000 to the former holders of New Era Technologies and cancel 3,724,210 shares held by owners of FirstCIA. This reorganization will be reflected as a reverse acquisition by New Era of FirstCAI during the third quarter of 2001.

     Legal services were provided to the Company in exchange for stock of the Company. This transaction was based on the out-of-pocket costs for the provider and recorded by the Company as $500. These organization costs have been expensed as incurred. For tax purposes, these organizational expenses are being amortized over 60 months. Administrative costs allocated to the Company for the period from inception to June 30, 2001 aggregated $2,700.

NOTE 2 - STOCKHOLDERS' EQUITY

     The Company has 100,000,000 shares of $0.0001 par value stock authorized and 5,040,000 shares outstanding at June 30, 2001 and 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S PLAN OF OPERATION

     On May 11, 2001 a change in control of FirstCai, Inc. occurred pursuant to the Agreement and Plan of Reorganization between Firstcai, Inc. and New Era Technologies Company (a Nevada corporation). As agreed by all the shareholders of both companies, FirstCai, Inc. acquired 100% of the stock of New Era Technologies for 25,000,000 newly issued shares of Firstcai, Inc. The majority shareholder of FirstCai, Inc. also cancelled and returned 3,724,210 shares to FirstCai, Inc. The sole officer and Director of FirstCai resigned and FirstCai changed its name to New Era Technologies Company. The registrant disclosed in its first quarter 10-QSB that it was involved in these negotiations regarding the possibility of an acquisition or merger. The registrant executed an Agreement and Plan of Reorganization with the company however, the original closing did not occur within the prescribed time limit.

     The registrant has not yet commenced operations. The registrant's business will be the manufacturing, licensing and marketing of its proprietary rechargeable battery technology. The registrant anticipates that it will initially market its products to the electronic mobile market, which consists of cellular phones and notebook computers.

     The registrant expects to be in operations within sixty to ninety days.

                           PART II. OTHER INFORMATION

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any litigation and to its knowledge, no action, suit or proceedings against it has been threatened by any person or entity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3. DEFAULT UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The shareholders agreed to the Agreement and Plan of Reorganization as submitted by the registrant.

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) Reports on Form 8-K

         There have been three reports filed on Form 8-K.

         An 8-K reporting the change of address filed with the Commission April 24, 2000.

         An 8-K reporting a change of control, resignation and name change to New Era Technologies filed with the Commission on May 21, 2001.

         An 8-K/A correcting the address on the letter of resignation filed with the Commission on July 24, 2001.

                                    SIGNATURE

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   New Era Technologies Company



                                   /s/ John Cartier
August 13, 2001                    ------------------------------------
                                   John Cartier, Director and President